Form 10-Q
period 2000-01-01
GROVE INVESTORS LLC/PA
filed 2000-02-15
CIK 1062485

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                      ----

                        Commission File Number 333-77103

                                      ----
                               GROVE INVESTORS LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                      ----
                                   52-2089466
                                (I.R.S. EMPLOYER
                             IDENTIFICATION NUMBER)

                                      ----
                            1565 BUCHANAN TRAIL EAST
                         SHADY GROVE, PENNSYLVANIA 17256
                                 (717) 597-8121

               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                 INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

                                      ----

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               GROVE INVESTORS LLC
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 2000

                                                                                           PAGE
                                                                                           ----
                                       PART I
Item 1    Financial statements

              Condensed Consolidated Balance Sheets as of October 2, 1999 and
              January 1, 2000................................................................1

              Condensed Consolidated Statements of Operations for the three months ended January 2, 1999 and January 1 ,2000......................................2

              Condensed Consolidated Statements of Comprehensive Loss for the three months ended January 2, 1999 and January 1 ,2000...............................3

              Condensed Consolidated Statements of Cash Flows for the three months ended January 2, 1999 and January 1, 2000...............................4

              Notes to Condensed Consolidated Financial

              Statements.....................................................................5

Item 2    Managements discussion and analysis of financial condition and results of operations......................................................................8

Item 3    Quantitative and qualitative disclosures about market risk........................12


                                 PART II

Item 1    Legal proceedings.................................................................13

Item 2    Changes in securities and use of proceeds.........................................13

Item 3    Defaults upon senior notes........................................................13

Item 4    Submission of matters to a vote of security holders...............................13

Item 5    Other information.................................................................13

Item 6    Exhibits and reports on form 8-K..................................................13


          Signatures........................................................................14

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. Grove Investors LLC ("Investors") assets consist only of membership interests of Grove Holdings LLC ("Holdings") and capital stock of Grove Investors Capital. Grove Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Capital. Investors and Holdings conducts all of their business through the Company. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended January 2, 1999 means the period from October 3, 1998 to January 2, 1999 and (ii) three months ended January 1, 2000 means the period from October 2, 1999 to January 1, 2000. References to historical financial information are to the historical combined and consolidated financial statements of the Company. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of the Grove Investors Capital, Inc. ("Grove Investors Capital") are included herein. The Company considers that such financial statements would not be material to holdings of the Senior Debentures. As of January 1, 2000, Grove Investors Capital had nominal assets, no liabilities (other than its co-obligation under the Senior Debentures) and no operations.

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

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 2, 1999 and January 1, 2000
(Unaudited and in thousands)


                                                              1999 *          2000
                                                          -----------     -----------
ASSETS
Current assets:
     Cash and cash equivalents                            $  18,196        $  38,456
     Trade receivables, net                                 142,271          118,675
     Notes receivable                                         5,425            1,093
     Inventories                                            193,123          191,386
     Prepaid expenses and other current assets                7,405           11,988
                                                          ---------        ---------
                Total current assets                        366,420          361,598

Property, plant and equipment, net                          213,731          206,100
Goodwill, net                                               269,556          267,491
Other assets                                                 17,600           18,454
                                                          ---------        ---------
                                                          $ 867,307        $ 853,643
                                                          =========        =========

LIABILITIES AND MEMBERS' EQUITY (DEFICIT)
Current liabilities:

     Current maturities of long-term debt                 $  12,000        $  27,000
     Short-term borrowings                                   19,108           15,601
     Accounts payable                                        75,370           78,334
     Accrued expenses and other current liabilities          87,686           79,290
                                                          ---------        ---------
                Total current liabilities                   194,164          200,225

Deferred revenue                                             74,368           71,532
Long-term debt                                              516,544          519,250
Other liabilities                                            90,141           89,200
                                                          ---------        ---------
                Total liabilities                           875,217          880,207
                                                          ---------        ---------
Members' equity (deficit):
     Invested capital                                        75,000           75,000
     Notes receivable from members                           (3,932)          (2,348)
     Accumulated deficit                                    (69,313)         (88,276)
     Accumulated other comprehensive loss                    (9,665)         (10,940)
                                                          ---------        ---------
                Total members' equity (deficit)              (7,910)         (26,564)
                                                          ---------        ---------
                                                          $ 867,307        $ 853,643
                                                          =========        =========

See accompanying notes to condensed consolidated financial statements.
* Amounts have been derived from the Company's audited consolidated balance sheet

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended January 2, 1999 and January 1, 2000
(unaudited and in thousands)


                                                  1999             2000
                                            ---------------   --------------

Net sales                                    $      164,325   $     179,076
Cost of goods sold                                  137,242         149,202
                                             ---------------  --------------
     Gross profit                                    27,083          29,874

Selling, engineering, general
     and administrative expenses                     29,707          28,073
Amortization of goodwill                              1,823           1,771
Restructuring charges                                    --           4,978
                                             ---------------  --------------
     Loss from operations                            (4,447)         (4,948)

Interest expense, net                               (12,334)        (13,739)
Other expense, net                                      (41)           (116)
                                             ---------------  --------------

     Loss before
         income taxes                               (16,822)        (18,803)

Income taxes                                            933             462
                                             ---------------  --------------

     Loss before cumulative
         effect of change in
         accounting principle                       (17,755)        (19,265)

     Cumulative effect of
         A change in
         accounting principle (note 6)                   --             302
                                             ---------------  --------------
            Net loss                         $      (17,755)  $     (18,963)
                                             ===============  ==============

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three months ended January 2, 1999 and January 1, 2000
(unaudited and in thousands)


                                                           1999             2000
                                                      ---------------   -------------

Net loss                                              $      (17,755)   $    (18,963)

Change in foreign currency translation
     adjustment                                                2,709          (1,275)
                                                       --------------   -------------
                Comprehensive loss                    $      (15,046)   $    (20,238)
                                                       ==============   =============

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended January 2, 1999 and January 1, 2000
(unaudited and in thousands)


                                                                                 1999           2000
                                                                          -------------    -------------
Cash flows from operating activities:
   Net loss                                                                $    (17,755)   $    (18,963)
   Adjustments to reconcile to net loss to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                              5,192          5,043
       Depreciation of equipment held for rent                                    4,324          3,319
       Amortization of deferred financing costs                                     652            728
       Accretion of interest on senior discount debentures                        1,470          1,652
       Interest on senior debentures                                              1,846          2,054
       Loss on sales of property, plant
         and equipment                                                               --             13
       Deferred income tax expense (benefit)                                         26           (132)
       Changes in operating assets and liabilities:
         Trade receivables, net                                                  20,485         19,437
         Notes receivable                                                        (2,914)         4,251
         Inventories                                                             (5,124)        (2,307)
         Trade accounts payable                                                  (3,384)         7,186
         Other assets and liabilities, net                                      (10,306)       (11,820)
                                                                           -------------  -------------
         Net cash (used in) provided by operating activities                     (5,488)        10,461
                                                                           -------------  -------------

Cash flows from investing activities:
   Additions to property, plant and equipment                                      (950)        (1,321)
   Investment in equipment held for rent                                         (9,958)          (714)
   Cash received from Hanson PLC                                                 10,500             --
                                                                         ---------------  -------------
         Net cash used in investing activities                                     (408)        (2,035)
                                                                         ---------------  -------------

Cash flows from financing activities:
   Net repayments of short-term borrowings                                       (1,485)        (3,566)
   Net borrowings on line of credit                                                  --         15,000
   Repayments of long-term debt                                                  (6,000)        (1,000)
   Other                                                                           (838)         1,584
                                                                           -------------  -------------
         Net cash (used in) provided by financing activities                     (8,323)        12,018
                                                                           -------------  -------------

Effect of exchange rate changes on cash                                            (139)          (184)
                                                                           -------------  -------------
         Net change in cash and cash equivalents                                (14,358)        20,260

Cash and cash equivalents, beginning of period                                   34,289         18,196
                                                                           -------------  -------------
Cash and cash equivalents, end of period                                 $       19,931 $       38,456
                                                                           =============  =============

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

-------------------------------------------------------------------------------

    (1)  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations.

         Grove Investors LLC ("Investors") is a limited liability company formed pursuant to the provisions of the Delaware Limited Liability Company Act. Investors owns Grove Holdings LLC ("Holdings") which owns Grove Worldwide LLC. Investors and Holdings conducts all of their business through Grove Worldwide LLC and its subsidiaries (the "Company").

         Interim results for the three month period ended January 1, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 2, 1999.

    (2)  INVENTORY

         Inventories consist of the following as of October 2, 1999 and January 1, 2000:

                                                     1999               2000
                                                     ----               ----
         Raw materials                           $ 61,340           $ 56,253
         Work in process                           79,232             77,123
         Finished goods                            52,551             58,010
                                                 --------           --------
                                                 $193,123           $191,386
                                                 ========           ========

         Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

    (3)  INCOME TAXES

         A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the three months ended January 1, 2000.

         The difference between the Company's reported tax provision for the three months ended January 1, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

GROVE INVESTORS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

-------------------------------------------------------------------------------

    (4)  RESTRUCTURING

         During the three months ended January 1, 2000, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 170 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $4,978. As of January 1, 2000, the Company has expensed $1,013, and expects to pay the remainder of the accrual through October 2001 in accordance with separation agreements.

    (5)  SEGMENT INFORMATION

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

                                                                             Corporate,
                                         Grove        Grove     National   eliminations,
                                         Crane       Manlift      Crane      and other       Total
                                         -----       -------      -----      ---------       -----

As of and for the three months
   ended January 1, 2000
    Net sales                             $125,822     $33,908     $19,320         $   26     $179,076
    Depreciation and amortization            2,925          82         265          1,771        5,043
    Income (loss) from operations            6,916     (1,766)       1,986        (12,084)      (4,948)
    Total assets                           455,170      59,083      38,471        300,919      853,643
    Capital expenditures                       837         182         302             -         1,321

As of and for the three months
   ended January 2, 1999
    Net sales                             $115,351     $33,642     $15,356       $   (24)     $164,325
    Depreciation and amortization            3,041          82         235         1,834         5,192
    Income (loss) from operations            4,208     (1,555)       1,341        (8,441)       (4,447)
    Total assets                           468,560      57,024      37,752        303,971      867,307
    Capital expenditures                       601         154         195             -           950

    Corporate, eliminations and other consist principally of corporate expenses, including the restructuring charge, and assets, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent.

GROVE INVESTORS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

-------------------------------------------------------------------------------

(6)      ADOPTION OF NEW ACCOUNTING STANDARDS

         On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The impact of adoption of $302 is presented as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations. A summary of the Company's hedging strategies and outstanding derivative instruments are as follows:

         INTEREST RATE RISK

         The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At January 1, 2000, the Company has approximately $202 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

         The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and January 1, 2000 was $302 and $611, respectively. Management has concluded that the interest rate collar was ineffective as of October 3, 1999 and throughout the period ended January 1, 2000, as LIBOR was below the ceiling rate in the collar of 6.5%. Accordingly, the Company has recognized $309 as other income and $302 as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the three months ended January 1, 2000.

         FOREIGN CURRENCY RISK

         The Company has foreign operations in the U.K., France, Germany and Australia. Therefore its earnings, cash flows and financial position are exposed to foreign currency risk. In addition, the U.S. company regularly purchases mobile hydraulic cranes from its German factory to meet the demand of its U.S. customers. In order to maintain profit margins the Company will purchase forward currency contracts and options at date of commitment to hedge Deutsche mark payment obligations.

         At January 1, 2000 the Company had $10.5 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized gains and losses of $67 and $62, respectively. Each of the contracts are expected to settle within 90 days and have been accounted for as hedges under FAS 133. Such amounts together with the value of the firm purchase commitments have been included in the determination of gross profit for the three months ended January 1, 2000.

         Currently the Company is not hedging any other foreign currency exposures but it may do so in the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the more detailed information and the historical consolidated financial statements included elsewhere in this report.

OVERVIEW

Grove Investors LLC ("Investors") assets consist only of membership interests of Grove Holdings LLC ("Holdings") and capital stock of Grove Investors Capital. Grove Holdings LLC ("Holdings") assets consist only of membership interests of Grove Worldwide LLC and capital stock of Grove Holdings Capital. Investors and Holdings conducts all of their business through Grove Worldwide LLC and its subsidiaries (the "Company").

The Company generates most of its net sales from the manufacture and sale of new mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through three operating divisions; Grove Crane, Grove Manlift and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. Grove Manlift manufactures aerial work platforms in its Shady Grove, Pennsylvania and Tonneins, France manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility. The Company also generates a portion of its net sales from after-market sales (parts and service) of the products it manufactures. Sales of used equipment, included in other, are not material and are generally limited to trade-ins on new equipment through Company-owned distributors in France, Germany, and the United Kingdom.

Operating results for fiscal 1999 were below historical results. While the Company has significant capital with which to operate, the Company needed to negotiate an amendment to its bank credit facility to modify certain financial covenants to make them less restrictive. Management of the Company has undertaken a number of initiatives that it believes will improve operating results during fiscal 2000. Management believes that the combination of these initiatives, together with improved efficiencies at the Company's Shady Grove manufacturing facilities, will enable the Company to improve operating results and cash flows. However, there can be no assurance that the actions taken by the Company will improve fiscal 2000 operating results. In the event that results do not improve, the Company may need to seek further modifications of the financial covenants contained in its bank credit facility.

The following is a summary of net sales for the periods indicated (dollars in millions).

                                                         Three Months Ended
                                                         -------------------
                                              January 2,         January 1,
                                                    1999               2000
                                                    ----               ----
New equipment sold                                $127.7             $143.1
After-market                                        21.6               21.2
Other                                               15.0               14.8
                                                  ------             ------
Net sales                                         $164.3             $179.1
                                                  ======             ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 1, 2000 (THE "FISCAL 2000 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED JANUARY 2, 1999 (THE "FISCAL 1999 THREE MONTHS")

NET SALES. Net sales increased $14.8 million, or 9.0%, to $179.1 million for the fiscal 2000 three months from $164.3 million for the fiscal 1999 three months. The increase in net sales is principally the result of increased unit sales.

Net sales for the Grove Crane division increased $10.4 million, or 9.0%, to $125.8 million for the fiscal 2000 three months from $115.4 million for the fiscal 1999 three months. The increase in net sales is the result of higher new equipment unit sales. Net sales to North American customers increased, however this increase was offset by a decrease in Europe.

Net sales for the Grove Manlift division increased slightly to $33.9 million for the fiscal 2000 three months from $33.6 million in the fiscal 1999 three months. The increase was a result of higher salesvolumes in Europe offset by lower unit sales in North America.

Net sales for the National Crane division increased $4.0 million, or 26.1%, to $19.3 million for the fiscal 2000 three months from $15.3 million for the fiscal 1999 three months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased slightly to $21.2 million in the fiscal 2000 three months from $21.6 million in the fiscal 1999 three months predominantly due to a decline parts and service sales in Europe.

GROSS PROFIT. Gross profit increased $2.8 million, or 10.3%, to $29.9 million in the fiscal 2000 three months from $27.1 in the fiscal 1999 three months. The increase in gross profit was attributable to an increase in unit volume and reduced cost. The Fiscal 1999 three months operations were adversely impacted by costs associated with the start-up of the Company's management information system in the US and inefficiencies at the Company's Sunderland, U.K. manufacturing facility prior to its closure in December 1999.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $1.6 million, or 5.4%, to $28.1 million in the fiscal 2000 three months from $29.7 in the fiscal 1999 three months. The savings were primarily attributable to cost reductions at the U.S. facility. Included in SG&A are approximately $0.9 and $2.0 million of consulting fees, for the fiscal 2000 and 1999 three months, respectively, paid to the George Group in connection with the Company's operational improvement. As a percentage of net sales, SG&A was 15.7% in the fiscal 2000 three months and 18.1% in the fiscal 1999 three months.

RESTRUCTURING CHARGES. In October 1999, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 170 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5.0 million. The terminations were primarily in the areas of general and administrative overhead. These terminations are meant to capture the savings expected as the result of the Company's new management information system.

INTEREST EXPENSE. Interest expense increased $1.5 million to $13.8 million for the fiscal 2000 three months from $12.3 million in the fiscal 1999 three months primarily as the result of higher borrowings on the Company's line of credit.

BACKLOG. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of as of January 1, 2000 was approximately $224.8 million compared with total backlog as of January 2, 1999 of approximately $171.7 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the three months ended January 1, 2000, the Company generated approximately $10.5 million of cash in operating activities through a net reduction of $28.6 million in working capital assets, partially offset by an operating loss and payment of cash interest expense.

During the fiscal 2000 three months the Company borrowed $15.0 million on its bank credit facility, made $1.0 million of payments on its bank loan and repaid $3.6 million of short-term borrowings. Capital expenditures were $1.3 million for the fiscal 2000 three months and are expected to be approximately $15.0 million for fiscal 2000.

The Company expects that cash flows from foreign operations will be required to meet its domestic debt service requirements. Such cash flows are expected to be generated from intercompany interest expense on loans the Company made to certain of its foreign subsidiaries to consummate the Acquisition. The loans have been established with amounts and interest rates to allow for repatriation without restriction or additional tax burden. However, there is no assurance that the foreign subsidiaries will generate the cash flow required to service the loans or that the laws in the foreign jurisdictions will not change to limit repatriation or increase the tax burden of repatriation.

GROVE INVESTORS CAPITAL, INC.

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

The ability of Investors' subsidiaries to make cash distributions and loans to Investors is significantly restricted under the terms of the Senior Subordinated Notes, the Senior Discount Debentures, the Indentures governing the Senior Subordinated Notes, the Indenture governing the Senior Discount Debentures and the bank credit facility.

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

To the date of this filing, the Company has not experienced a material impact on its results of operations, liquidity or financial condition as the result of the Year 2000 readiness of internal business systems or third-party suppliers and customers. The Company plans to continue to assess all significant third-party suppliers and customers and monitor all internal business systems during the first quarter of calendar 2000 to determine any remedial actions or changes in its production plans.

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

As of January 1, 2000, $177,000 of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 3.5% (9.66%). The Company has $225,000 of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%. Holdings has $88,000 face value of Senior Discount Debentures outstanding accreting interest at a fixed rate of 11.625%. Investors has 58,700 in Senior Debentures outstanding bearing interest at a fixed rate of 14.5%.

The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, the Company will receive on a $100.0 million notational amount, three month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's exposure on $100.0 million of its floating rate debt at 6.5% plus an applicable margin, as defined in the Company's bank credit facility.

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business, are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had a significant impact on the Company's results of operations.

On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The impact of adoption was accounted for as the cumulative effect of a change in accounting principles. See note 6 to the condensed consolidated financial statements.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of January 1, 2000, the Company was party to nine such contracts with an aggregate value of $10.5 million. These forward contracts generally have average maturities of less than three months. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

The Company does not have any commodity contracts.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to the Company, is unlikely to have a material adverse effect on the Company. The Company is also subject to product liability claims for which it believes it has adequate insurance.

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit No.                  Description of Exhibit
27.1*                        Financial Data Schedule.

---------------
*        Filed Herewith.

(b)      Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended January 1, 2000.

SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   GROVE INVESTORS LLC

DATE: FEBRUARY 15, 2000            BY   /S/ STEPHEN L. CRIPE
                                     -----------------------
                                   STEPHEN L. CRIPE
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)