Form 10-Q/A
period 1999-07-03
GROVE INVESTORS LLC/PA
filed 2000-05-16
CIK 1062485

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    ---------

                                    FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                        Commission file number 333-77103

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

|_| TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES |_|   NO |X|

      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               GROVE INVESTORS LLC

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

      Item 1. Financial Statements

              Condensed Consolidated Statements of Operations and
              Comprehensive Income (Loss) - For the nine week period
              ended June 27, 1998, thirteen week period ended July 3,
              1999, and the thirty-nine week period ended July 3, 1999
              and the four week period ended April 28, 1998, and the
              thirty week period ended April 28, 1998.......................   4

              Condensed Consolidated Balance Sheets as of July 3, 1999
              and October 3, 1998...........................................   5

              Condensed Consolidated Statements of Cash
              Flows-Thirty-nine week period ended July 3, 1999, nine
              week period ended June 27, 1998, and thirty week period
              ended April 28, 1998..........................................   6

              Notes to Condensed Consolidated Financial Statements..........   7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................   9

      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk..........................................................  14

Part II. Other Information..................................................  15

              Exhibit List..................................................  15

              Signatures....................................................  16

The results of operations for the nine months ended July 3, 1999 have been restated. See Note 6 to the condensed consolidated financial statements.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GROVE INVESTORS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          AND COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                                                                     Predecessor
                                                                              ----------------------
                                         9 Week       13 Week      39 Week       4 Week      30 Week
                                         Period       Period       Period        Period      Period
                                         Ended        Ended        Ended         Ended       Ended
                                        --------    ---------    ---------   -----------------------
                                         June 27,     July 3,      July 3,       April 28,   April 28,
                                         1998         1999         1999          1998        1998
                                        --------    ---------    ---------   -----------------------
                                                                 (restated)
Net Sales                              $ 154,780    $ 207,364    $ 557,733    $  70,297    $ 476,200

Cost of Goods Sold                       122,063      168,259      453,154       56,000      377,337

Write-off of amount assigned to
   inventory in excess of historical
   costs resulting from purchase
   accounting adjustments                 10,000         --           --           --           --
----------------------------------------------------------------------------------------------------
Gross Profit                              22,717       39,105      104,579       14,297       98,863

Selling, Engineering, General and
 Administrative Expenses                  24,503       31,790       94,863       12,364       79,041
----------------------------------------------------------------------------------------------------

Income (Loss) from Operations             (1,786)       7,315        9,716        1,933       19,822

Interest and Debt Issuance Expense         9,544       13,911       41,611          569        2,437

Other Income (Expense), net                2,865          779        3,315       (4,440)      (6,039)
----------------------------------------------------------------------------------------------------

Income (Loss) before Provision
for Income Taxes                          (8,465)      (5,817)     (28,580)      (3,076)      11,346

Provision for Income Taxes                   423        1,895        4,716          567       11,741
----------------------------------------------------------------------------------------------------

Net Income (Loss)                         (8,888)      (7,712)     (33,296)      (3,643)        (395)

Foreign Currency Translation              (2,043)      (4,151)     (14,005)      (5,582)      (5,647)
----------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)            $ (10,931)   $ (11,863)   $ (47,301)   $  (9,225)   $  (6,042)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE INVESTORS LLC
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED AND IN THOUSANDS)

                                                          July 3,     October 3,
                                                           1999          1998
                                                        ---------     ---------
                                                        (restated)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $  11,282     $  34,289
   Trade receivables, net                                 129,583       129,833
   Due from Hanson PLC                                         --        10,500
   Notes receivable                                           167         5,887
   Inventories                                            214,998       207,248
   Other current assets                                     9,827         8,893
--------------------------------------------------------------------------------
          Total current assets                            365,857       396,650

Property, plant and equipment, net                        216,641       207,175
Goodwill, net                                             276,324       288,499
Other non-current assets                                   21,140        22,919
--------------------------------------------------------------------------------

TOTAL ASSETS                                            $ 879,962     $ 915,243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                $  14,514     $  15,027
   Current maturities of long-term debt                    12,000         7,000
   Trade accounts payable                                  77,941        79,470
   Other payables and accrued liabilities                 105,202       106,211
--------------------------------------------------------------------------------
          Total current liabilites                        209,657       207,708

Long-term debt, less current maturities                   513,893       509,665
Deferred revenue                                           79,967        67,306
Other non-current liabilities                              76,509        82,729
--------------------------------------------------------------------------------
          Total liabilities                               880,026       867,408
--------------------------------------------------------------------------------

Member's equity:
   Member's equity                                         75,000        75,000
   Notes receivable from members                           (3,307)       (2,783)
   Accumulated deficit                                    (63,034)      (29,664)
   Accumulated other comprehensive income (loss)           (8,723)        5,282
--------------------------------------------------------------------------------
          Total member's equity                               (64)       47,835
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                   $ 879,962     $ 915,243
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE INVESTORS LLC
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED AND IN THOUSANDS)

                                                                                          Predecessor
                                                                                          -----------
                                                                  39 Week       9 Week      30 Week
                                                                  Period        Period       Period
                                                                   End          Ended        Ended
                                                                 ------------------------------------
                                                                   July 3,      June 27,   April 28,
                                                                    1999         1998        1998
                                                                 ------------------------------------
                                                                 (restated)
OPERATING ACTIVITIES:
   Net income (loss)                                             $ (33,296)   $  (8,888)   $    (395)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                 13,859        2,749       11,399
      Depreciation of equipment held for rent                       12,648        2,529        5,501
      Accretion of interest on Senior Discount Notes                 4,856          969           --
      Amortization of deferred financing costs                       1,345          301           --
      Write-off of amount assigned to inventory
          in purchase accounting                                        --       10,000           --
      Loss on sale of fixed assets                                      --           --        6,256
      Deferred tax expense                                             125           11        2,358
      Notes receivable                                                  --           --       28,409
      Changes in operating assets and liabilities, net                 (48)     (26,627)      39,569
----------------------------------------------------------------------------------------------------

          Net cash provided by (used for) operating activities        (511)     (18,956)      93,097
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                             (6,088)      (1,945)     (19,521)
   Investment in equipment held for rent                           (25,174)      (8,335)     (16,380)
   Acquisition of businesses from Hanson PLC, including
     transaction costs of $6,485, net of cash acquired of
     $9,242 and post-closing adjustment of $16,700                      --     (563,543)          --
    Cash received from Hanson PLC                                   10,500           --           --
   Other investing activities                                          779           --        2,071
----------------------------------------------------------------------------------------------------

          Net cash used for investing activities                   (19,983)    (573,823)     (33,830)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (repayments) from short-term borrowings               (513)           4        6,821
   Proceeds from issuance of long-term debt                             --      547,560           --
   Proceeds from revolving line of credit                           10,000           --           --
   Equity investment                                                    --       75,000           --
   Deferred financing costs                                             --      (16,825)          --
   Repayment of long-term debt                                     (12,000)          --           --
   Other financing activities                                           --        1,213      (61,870)
----------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities      (2,513)     606,952      (55,049)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (23,007)      14,173        4,218

Cash and Cash Equivalents at Beginning of Period                    34,289           --        5,024
----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $  11,282    $  14,173    $   9,242
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

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

                               GROVE INVESTORS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.    INVENTORIES

Inventories consist of:                                 JULY 3,       OCTOBER 3,
                                                         1999            1998
                                                       --------        --------
                                                              (thousands)

Raw materials and supplies                             $ 67,777        $ 61,910
Work-in-process                                          80,749          72,299
Finished goods                                           66,472          73,039
                                                       --------        --------

Total                                                  $214,998        $207,248
                                                       --------        --------
                                                       --------        --------

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

6.    Restatement

      Selling, engineering, general and administrative expenses for the nine months ended July 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the nine months ended July 3, 1999 and increase the net loss for the three months ended October 2, 1999. The adjustment has no effect on the audited results for fiscal 1999.

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

The results of operations for the nine months ended July 3, 1999 have been restated. See Note 7 to the condensed consolidated financial statements.

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

      Selling, engineering, general and administrative expenses for the thirty-nine week period ended July 3, 1999 were $94.9 million (restated) compared to $103.5 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily associated with reductions from our cost savings program, offset by increased consulting costs of approximately $5.4 million in 1999 as compared to $0.9 million of consulting costs in 1998. However, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.0% (restated) in 1999 from 16.4% in 1998. This increase was primarily attributable to the reduced unit sales offset by our cost savings program.

      Income from operations decreased to $9.7 million (restated) for the thirty-nine week period ended July 3, 1999 from $28.0 million in the thirty-nine week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge discussed above. In addition, the reduced unit sales decreased income from operations.

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

----------

            (b) Grove Investors LLC has filed the following Current Reports on Form 8-K:

                  None

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GROVE INVESTORS LLC

Date: May 16, 2000                      By:  /s/ Stephen L. Cripe
                                             -----------------------------------
                                             Stephen L. Cripe
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)