Form 10-Q
period 2000-04-01
GROVE INVESTORS LLC/PA
filed 2000-05-16
CIK 1062485

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

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

                                      ----

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               GROVE INVESTORS LLC
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1 Financial statements
           Condensed Consolidated Balance Sheets as of October 2, 1999 and
           April 1, 2000.......................................................1

           Condensed Consolidated Statements of Operations for the three and six months ended April 3, 1999 and April 1, 2000....................2

           Condensed Consolidated Statements of Comprehensive Loss for the
           three and six months ended April 3, 1999 and April 1, 2000..........3

           Condensed Consolidated Statements of Cash Flows for the six
           months ended April 3, 1999 and April 1, 2000........................4

           Notes to Condensed Consolidated Financial
           Statements..........................................................5

Item 2 Managements discussion and analysis of financial condition and results of operations...............................................9

Item 3 Quantitative and qualitative disclosures about market risk.............14

                                     PART II

Item 1 Legal proceedings......................................................15

Item 2 Changes in securities and use of proceeds..............................15

Item 3 Defaults upon senior notes.............................................15

Item 4 Submission of matters to a vote of security holders....................15

Item 5 Other information......................................................15

Item 6 Exhibits and reports on form 8-K.......................................15

       Signatures.............................................................16

The results of operations for the three and six months ended April 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. Grove Investors LLC ("Investors") assets consist only of membership interests of the Grove Holdings and capital stock of Grove Investors Capital. Grove Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Captial. Investors and Holdings conduct all of their business through the Company. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended April 3, 1999 means the period from January 3, 1999 to April 3, 1999; (ii) three months ended April 1, 2000 means the period from January 2, 2000 to April 1, 2000; (iii) six months ended April 3, 1999 means the period from October 3, 1998 to April 3, 1999; and (iv) six months ended April 1, 2000 means the period from October 2, 1999 to April 1, 2000. References to historical financial information are to the historical combined and consolidated financial statements of Investors. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of Grove Investors Capital, Inc. ("Grove Investors Capital") are included herein. The Company considers that such financial statements would not be material to holders of the Senior Debentures. As of April 1, 2000, Grove Investors Capital had nominal assets, no liabilities (other than its co-obligation under the Senior Debentures) and no operations.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 2, 1999 and April 1, 2000
(Unaudited and in thousands)

                                                         1999 *       2000
                                                       ---------    ---------
Assets
Current assets:
     Cash and cash equivalents                         $  18,196    $  15,857
     Trade receivables, net                              142,271      124,558
     Notes receivable                                      5,425        4,625
     Inventories                                         193,123      208,355
     Prepaid expenses and other current assets             7,405       11,072
                                                       ---------    ---------

                Total current assets                     366,420      364,467

Property, plant and equipment, net                       213,731      205,622
Goodwill, net                                            269,556      264,513
Other assets                                              17,600       18,016
                                                       ---------    ---------

                                                       $ 867,307    $ 852,618
                                                       =========    =========

LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
     Current maturities of long-term debt              $  12,000    $  12,000
     Short-term borrowings                                19,108       20,945
     Accounts payable                                     75,370       85,335
     Accrued expenses and other current liabilities       87,686       88,802
                                                       ---------    ---------

                Total current liabilities                194,164      207,082

Deferred revenue                                          74,368       73,274
Long-term debt                                           516,544      524,042
Other liabilities                                         90,141       91,602
                                                       ---------    ---------

                Total liabilities                        875,217      896,000
                                                       ---------    ---------

Members' deficit:
     Invested capital                                     75,000       75,000
     Notes receivable from members                        (3,932)      (2,692)
     Accumulated deficit                                 (69,313)     (99,160)
     Accumulated other comprehensive loss                 (9,665)     (16,530)
                                                       ---------    ---------

                Total members' deficit                    (7,910)     (43,382)
                                                       ---------    ---------

                                                       $ 867,307    $ 852,618
                                                       =========    =========

See accompanying notes to condensed consolidated financial statements.
* Amounts have been derived from the Company's audited consolidated balance sheet

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended April 3, 1999 and April 1, 2000 (unaudited and in thousands)

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                     1999         2000         1999         2000
                                   ---------    ---------    ---------    ---------
                                   (Restated)                (Restated)
Net sales                          $ 186,044    $ 203,946    $ 350,369    $ 383,022
Cost of goods sold                   147,653      168,341      284,895      317,543
                                   ---------    ---------    ---------    ---------

     Gross profit                     38,391       35,605       65,474       65,479

Selling, engineering, general
     and administrative expenses      29,880       26,741       59,587       54,814
Amortization of goodwill               1,663        1,749        3,486        3,520
Restructuring charges                   --            917         --          5,895
                                   ---------    ---------    ---------    ---------

     Income from operations            6,848        6,198        2,401        1,250

Interest expense, net                (12,776)     (15,215)     (25,110)     (28,954)
Other expense, net                       (13)        (178)         (54)        (294)
                                   ---------    ---------    ---------    ---------
     Loss before
         income taxes                 (5,941)      (9,195)     (22,763)     (27,998)

Income taxes                           1,888        1,689        2,821        2,151
                                   ---------    ---------    ---------    ---------

     Loss before cumulative
         effect of change in
         accounting principle         (7,829)     (10,884)     (25,584)     (30,149)

Cumulative effect of
     a change in accounting
     principle (note 6)                 --           --           --            302
                                   ---------    ---------    ---------    ---------

            Net loss               $  (7,829)   $ (10,884)   $ (25,584)   $ (29,847)
                                   =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three and six months ended April 3, 1999 and April 1, 2000 (unaudited and in thousands)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                           1999        2000        1999        2000
                                         --------    --------    --------    --------
                                        (Restated)              (Restated)
Net loss                                 $ (7,829)   $(10,884)   $(25,584)   $(29,847)

Unrealized net losses on cash
     flow hedges of forecasted foreign
     currency transactions                   --        (1,248)       --        (1,248)

Change in foreign currency translation
     adjustment                            (7,151)     (5,590)     (9,860)     (6,865)
                                         --------    --------    --------    --------

                Comprehensive loss       $(14,980)   $(17,722)   $(35,444)   $(37,960)
                                         ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended April 3, 1999 and April 1, 2000
(unaudited and in thousands)

                                                                 1999        2000
                                                               --------    --------
                                                              (Restated)
Cash flows from operating activities:
   Net loss                                                    $(25,584)   $(29,847)
   Adjustments to reconcile to net loss to net
     cash provided by operating activities:
       Depreciation and amortization                              9,600       9,906
       Depreciation of equipment held for rent                    8,681       6,850
       Amortization of deferred financing costs                   1,083       1,273
       Accretion of interest on senior discount debentures        2,938       3,380
       Interest paid in kind on senior debentures                 3,805       4,183
       Loss on sales of property, plant
         and equipment                                             --            13
       Deferred income tax expense (benefit)                         53        (245)
       Changes in operating assets and liabilities:
         Trade receivables, net                                   6,473      10,609
         Notes receivable                                         1,628         719
         Inventories                                            (18,668)    (22,539)
         Trade accounts payable                                   3,710      16,044
         Other assets and liabilities, net                        8,543       7,494
                                                               --------    --------
         Net cash provided by operating activities                2,262       7,840
                                                               --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (4,080)     (2,821)
   Investment in equipment held for rent                        (19,189)     (9,274)
   Proceeds from sale of property, plant and equipment              779        --
   Cash received from Hanson PLC                                 10,500        --
                                                               --------    --------
         Net cash used in investing activities                  (11,990)    (12,095)
                                                               --------    --------

Cash flows from financing activities:
   Net short-term borrowings                                      8,187       1,779
   Repayments of long-term debt, net                            (11,000)     (1,000)
   Other                                                           (838)      1,294
                                                               --------    --------
         Net cash (used in) provided by financing activities     (3,651)      2,073
                                                               --------    --------

Effect of exchange rate changes on cash                            (188)       (157)
                                                               --------    --------

         Net change in cash and cash equivalents                (13,567)     (2,339)

Cash and cash equivalents, beginning of period                   34,289      18,196
                                                               --------    --------
Cash and cash equivalents, end of period                       $ 20,722    $ 15,857
                                                               ========    ========

See accompanying notes to condensed consolidated financial statements.

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

         Grove Investors LLC ("Investors") is a limited liability company formed pursuant to the provisions of the Delaware Limited Liability Company Act. Investors owns Grove Holdings LLC ("Holdings") which owns Grove Worldwide LLC. Investors and Holdings conduct all of their business through Grove Worldwide LLC (the "Company").

         Selling, engineering, general and administrative expenses for the three months ended April 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the three and six months ended April 3, 1999 and increase the net loss for the three months ended October 2, 1999. The restatement has no effect on the audited results for fiscal 1999.

         Interim results for the six month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 2, 1999.

    (2)  INVENTORY

         Inventories consist of the following as of October 2, 1999 and April 1, 2000:

                                               1999               2000
                                               ----               ----
         Raw materials                     $ 61,340           $ 53,137
         Work in process                     79,232             83,465
         Finished goods                      52,551             71,753
                                           --------           --------
                                           $193,123           $208,355
                                           ========           ========

         Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

    (3)  INCOME TAXES

         A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the year ended October 2, 1999 or the six months ended April 1, 2000.

         The difference between the Company's reported tax provision for the six months ended April 1, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

    (4)  RESTRUCTURING

         During the six months ended April 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5,895. As of April 1, 2000, the Company has paid $2,343, and expects to pay the remainder of the accrual through October 2001 in accordance with separation agreements.

    (5)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss as of October 2, 1999 and April 1, 2000 consists of the following:

                                                         1999        2000
                                                       --------    --------
         Foreign currency translation adjustment       ($ 1,697)   ($ 7,314)
         Unrealized net losses on cash flow
             hedges of foreign currency transactions       --        (1,248)
         Minimum pension liability                       (7,968)     (7,968)
                                                       --------    --------
                                                       ($ 9,665)   ($16,530)
                                                       ========    ========

    (6)  SEGMENT INFORMATION

         The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through three operating divisions; Grove Crane, Grove Manlift and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. Grove Manlift manufactures aerial work platforms in its Shady Grove, Pennsylvania and Tonneins, France manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility. Information for each of the Company's operating division's follows:

                                                                                 Corporate,
                                           Grove         Grove     National    eliminations,
                                           Crane        Manlift      Crane       and Other       Total
                                           -----        -------      -----       ---------       -----
For the three months
   ended April 1, 2000
    Net sales                            $ 146,180     $ 33,462     $24,322       $    (18)    $203,946
    Depreciation and amortization            2,730          119         265          1,749        4,863
    Income (loss) from operations           10,650       (2,119)      2,720         (5,053)       6,198
    Capital expenditures                     1,142          183         175              -        1,500

For the three months
   ended April 3, 1999
    Net sales                            $ 131,893     $ 37,331    $ 16,844       $    (24)   $ 186,044
    Depreciation and amortization            2,444           79         232          1,664        4,419
    Income (loss) from operations           14,655         (338)      1,813         (9,282)       6,848
    Capital expenditures                     2,889           19         222              -        3,130

As of and for the six months
   ended April 1, 2000
    Net sales                             $272,002     $ 67,370     $43,642       $      8     $383,022
    Depreciation and amortization            5,655          201         530          3,520        9,906
    Income (loss) from operations           17,672       (4,191)      4,706        (16,937)       1,250
    Total assets                           440,518       85,186      38,967        287,947      852,618
    Capital expenditures                     2,186          271         364              -        2,821

As of and for the six months
   ended April 3, 1999
    Net sales                             $247,244     $ 70,973     $32,200       $    (48)    $350,369
    Depreciation and amortization            5,485          161         467          3,487        9,600
    Income (loss) from operations           18,863       (1,893)      3,154        (17,700)       2,424
    Total assets                           491,162       50,635      41,636        300,135      883,568
    Capital expenditures                     3,490          173         417              -        4,080

         Corporate, eliminations and other consist principally of corporate expenses, including the restructuring charge, and assets, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent.

    (7)  ADOPTION OF NEW ACCOUNTING STANDARDS

         On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The net impact of adopting SFAS 133 of $302 was presented as the cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. A summary of the Company's hedging strategies and outstanding derivative instruments are as follows:

         INTEREST RATE RISK

         The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At April 1, 2000, the Company had approximately $177 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

         The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and April 1, 2000 was $302 and $731, respectively. Management has concluded that the interest rate collar did not qualify as an effective hedge for accounting purposes as of October 3, 1999 and throughout the period ended April 1, 2000, as LIBOR was below the ceiling rate in the collar of 6.5%. Accordingly, the Company has recognized $429 as other income and $302 as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the six months ended April 1, 2000.

         FOREIGN CURRENCY RISK

         The Company has foreign operations in the U.K., France, Germany and Australia. Therefore its earnings, cash flows and financial position are exposed to foreign currency risk. In addition, the U.S. company regularly purchases mobile hydraulic cranes from its German factory to meet the demand of its U.S. customers. In order to protect profit margins the Company will purchase forward currency contracts and to hedge future Deutsche mark payment obligations.

         At April 1, 2000 the Company had $37.6 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized losses of $1.2 million. The contracts will settle at various dates through October 2000 and have been accounted for as cash flow hedges of forecasted foreign currency transactions under FAS 133. The unrealized loss has been included in the determination of other comprehensive income for the six months ended April 1, 2000. Such amounts will be realized in earnings upon completion of the forecasted transaction and sale of the related inventory.

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

OVERVIEW

Grove Investors LLC ("Investors") assets consist only of membership interests of Grove Holdings LLC ("Holdings") and capital stock of Grove Investors Capital. Grove Holdings LLC assets consist only of membership interests of Grove Worldwide LLC and capital stock of Grove Holdings Capital. Investors and Holdings conduct all of their business through Grove Worldwide LLC and its subsidiaries (the "Company").

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

The results of operations for the three and six months ended April 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

The following is a summary of net sales for the periods indicated (dollars in millions).

                                      THREE MONTHS ENDED                      SIX MONTHS ENDED
                            April 3,            April 1,            April 3,          April 1,
                                1999                2000                1999              2000
                                ----                ----                ----              ----
New equipment sold            $143.2              $150.2              $270.8            $293.3
After-market                    26.3                22.1                47.9              43.3
Other                           16.5                31.6                31.7              46.4
                                ----                ----                ----              ----
Net sales                     $186.0              $203.9              $350.4            $383.0
                              ======              ======              ======            ======

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 (THE "FISCAL 2000 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED APRIL 3, 1999 (THE "FISCAL 1999 THREE MONTHS")

NET SALES. Net sales increased $17.9 million, or 9.6%, to $203.9 million for the fiscal 2000 three months from $186.0 million for the fiscal 1999 three months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $14.3 million, or 10.8%, to $146.2 million for the fiscal 2000 three months from $131.9 million for the fiscal 1999 three months. The increase in net sales is the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $3.8 million, or 10.1%, to $33.5 million for the fiscal 2000 three months from $37.3 million in the fiscal 1999 three months. The decrease was primarily a result of lower unit sales in North America.

Net sales for the National Crane division increased $7.5 million, or 44.6%, to $24.3 million for the fiscal 2000 three months from $16.8 million for the fiscal 1999 three months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $4.2 million, or 16.0%, to $22.1 million in the fiscal 2000 three months from $26.3 million in the fiscal 1999 three months. Net sales decreased in both the North American and European markets.

Other sales increased by $15.1 million to $31.6 million in the fiscal 2000 three months from $16.5 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

GROSS PROFIT. Gross profit decreased $2.8 million, or 7.3%, to $35.6 million in the fiscal 2000 three months from $38.4 in the fiscal 1999 three months. The decrease in gross profit was attributable primarily to a change in sales mix and lower Manlift pricing. Gross profit as a percent of sales decreased to 17.5% in the fiscal 2000 three months from 20.6% in the fiscal 1999 three months primarily as the result of lower Manlift prices. The fiscal 1999 three months operations were adversely impacted by costs associated with the start-up of the Company's management information system in the US and inefficiencies at the Company's Sunderland, U.K. manufacturing facility prior to its closure in December, 1999.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $3.2 million, or 10.7%, to $26.7 million in the fiscal 2000 three months from $29.9 million (restated) in the fiscal 1999 three months. Cost reductions in the US facility contributed $0.8 million to the decline. The strength of the dollar against the German mark resulted in a $0.6 million decline in reported SG&A for the fiscal 2000 three months. SG&A for the fiscal 1999 three months includes approximately $1.8 million of consulting fees paid to the George Group in connection with the Company's operational improvement program and a $0.9 million non-recurring gain related to the remeasurement of the Company's pension obligations following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 13.1% in the fiscal 2000 three months and 16.1% (restated) in the fiscal 1999 three months.

RESTRUCTURING CHARGES. In March 2000, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 30 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $0.9 million. The terminations were primarily general and administrative personnel.

INTEREST EXPENSE. Interest expense increased $2.4 million to $15.2 million for the fiscal 2000 three months from $12.8 million in the fiscal 1999 three months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

BACKLOG. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of as of April 1, 2000 was approximately $227.1 million compared with total backlog as of April 3, 1999 of approximately $212.9 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

SIX MONTHS ENDED APRIL 1, 2000 (THE "FISCAL 2000 SIX MONTHS") COMPARED TO THE SIX MONTHS ENDED APRIL 3, 1999 (THE "FISCAL 1999 SIX MONTHS")

NET SALES. Net sales increased $32.6 million, or 9.3%, to $383.0 million for the fiscal 2000 six months from $350.4 million for the fiscal 1999 six months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $24.8 million, or 10.0%, to $272.0 million for the fiscal 2000 six months from $247.2 million for the fiscal 1999 six months. The increase in net sales is the result of higher unit sales.

Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $3.6 million, or 5.1%, to $67.4 million for the fiscal 2000 six months from $71.0 million in the fiscal 1999 six months. The decrease was a result of lower units sales in North America partially offset by higher unit sales in Europe.

Net sales for the National Crane division increased $11.4 million, or 35.4%, to $43.6 million for the fiscal 2000 six months from $32.2 million for the fiscal 1999 six months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $4.6 million, or 9.6%, to $43.3 million in the fiscal 2000 six months from $47.9 million in the fiscal 1999 six months predominantly due to a decline in parts and service sales in Europe.

Other sales increased by $14.7 million to $46.4 million in the fiscal 2000 three months from $31.7 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

GROSS PROFIT. Gross profit in the fiscal 2000 three months remained unchanged from $65.5 million in the fiscal 1999 six months. The increased unit volumes were offset by lower Manlift prices. As a percent of sales, gross profit decreased to 17.1% in the fiscal 2000 six months from 18.7% in the fiscal 1999 three months. The decrease was primarily due to lower Manlift prices. The fiscal 1999 six months operations were adversely impacted by costs associated with the start-up of the Company's management information system in the US and inefficiencies at the Company's Sunderland, U.K. manufacturing facility prior to its closure in December, 1999.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $4.9 million, or 8.2%, to $54.7 million in the fiscal 2000 six months from $59.6 million (restated) in the fiscal 1999 six months. The savings were primarily attributable to cost reductions at the U.S. facility. The strength of the US dollar to the German mark contributed $1.8 million to the decline in reported SG&A. Included in SG&A are approximately $0.9 million and $3.8 million of consulting fees, for the fiscal 2000 and fiscal 1999 six months, respectively, paid to the George Group in connection with the Company's operational improvement program. In addition, the fiscal 1999 six months includes a $0.9 million non-recurring gain related to remeasurement of the Company's pension obligation following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 14.3% in the fiscal 2000 six months and 17.0% (restated) in the fiscal 1999 six months.

RESTRUCTURING CHARGES. During the six months ended April 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5.9 million, of which $2.3 million has been paid. The terminations were primarily general and administrative personnel.

INTEREST EXPENSE. Interest expense increased $3.9 million to $29.0 million for the fiscal 2000 three months from $25.1 million in the fiscal 1999 six months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the six months ended April 1, 2000, the Company generated approximately $8.6 million of cash in operating activities through a net reduction of $4.8 million in working capital assets.

During the fiscal 2000 six months the Company made $1.0 million of payments on its bank loan and obtained $1.8 million from short-term borrowings. Capital expenditures were $2.8 million for the fiscal 2000 six months and are expected to be approximately $13.0 million for fiscal 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company's principal market risk exposure is changing interest rates, primarily changes in short-term interest rates. The Company does not enter into financial instruments for trading or speculative purposes. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt. The Company may also use derivative financial instruments to manage its exposure to interest rate risk.

As of April 1, 2000, $177,000 of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 3.5% (9.63%). In addition the Company has $225,000 of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%. Holdings has $88,000 face value of Senior Discount Debentures outstanding accreting interest at a fixed rate of 11.625%. Investors has $60,800 in Senior Debentures outstanding bearing interest at a fixed rate of 14.5%.

The Company has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, the Company will receive on a $100.0 million notational amount, three month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps the Company's exposure on $100.0 million of its floating rate debt at 6.5% plus an applicable margin as detailed in the Company's bank credit facility.

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business, are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark relative to the dollar. During the past three fiscal years, currency fluctuations have not had a significant impact on the Company's results of operations.

On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The impact of adoption was accounted for as the cumulative effect of a change in accounting principle. See note 7 to the condensed consolidated financial statements.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of April 1, 2000, the Company was party to fourteen such contracts with an aggregate value of $37.6 million. These forward contracts mature at various dates through October 2000. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

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

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit No.                Description of Exhibit

27.1*                      Financial Data Schedule.

---------------
*       Filed Herewith.

(b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended April 1, 2000

SIGNATURES

                  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             GROVE INVESTORS LLC

DATE: MAY 16, 2000                           BY /s/ STEPHEN L. CRIPE
                                               ---------------------------
                                             STEPHEN L. CRIPE
                                             CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING
                                             OFFICER)