Form 10-Q
period 2000-07-01
GROVE INVESTORS LLC/PA
filed 2000-08-15
CIK 1062485

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               Grove Investors LLC
                     Index to Quarterly Report on Form 10-Q
                   For the Quarterly Period Ended July 1, 2000

                                                                            Page
                                                                            ----
                                     Part I

Item 1   Financial statements

            Condensed Consolidated Balance Sheets as of October
            2, 1999 and July 1, 2000 ..........................................1

            Condensed Consolidated Statements of Operations for
            the three and nine months ended July 3, 1999 and July
            1, 2000 ...........................................................2

            Condensed Consolidated Statements of Comprehensive
            Loss for the three and nine months ended July 3, 1999
            and July 1, 2000 ..................................................3

            Condensed Consolidated Statements of Cash Flows for
            the nine months ended July 3, 1999 and July 1, 2000 ...............4

            Notes to Condensed Consolidated Financial Statements ..............5

Item 2   Management's discussion and analysis of financial
         condition and results of operations ..................................9

Item 3   Quantitative and qualitative disclosures about market risk ..........14

                                     Part II

Item 1   Legal proceedings ...................................................15

Item 2   Changes in securities ...............................................15

Item 3   Defaults upon senior securities......................................15

Item 4   Submission of matters to a vote of security holders..................15

Item 5   Other information....................................................15

Item 6   Exhibits and reports on form 8-K.....................................15


         Signatures...........................................................16

The results of operations for the three and nine months ended July 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. Grove Investors LLC ("Investors") assets consist only of membership interests of Grove Holdings ("Holdings") and capital stock of Grove Investors Capital. Grove Holdings' assets consist solely of membership interests of the Company and capital stock of Grove Holdings Captial. Investors and Holdings conduct all of their business through the Company. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended July 3, 1999 means the period from April 4, 1999 to July 3, 1999; (ii) three months ended July 1, 2000 means the period from April 2, 2000 to July 1, 2000; (iii) nine months ended July 3, 1999 means the period from October 3, 1998 to July 3, 1999; and (iv) nine months ended July 1, 2000 means the period from October 2, 1999 to July 1, 2000. References to historical financial information are to the historical cconsolidated financial statements of Investors. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of Grove Investors Capital, Inc. ("Grove Investors Capital") are included herein. The Company considers that such financial statements would not be material to holders of the Senior Debentures. As of July 1, 2000, Grove Investors Capital had nominal assets, no liabilities (other than its co-obligation under the Senior Debentures) and no operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following: (i) substantial leverage, ability to service debt, and compliance with financial covenants in the Company's Bank Credit Agreement; (ii) changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries; (iii) general economic and business conditions including a prolonged or substantial recession; (iv) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (v) the ability of the Company to implement operational improvements; (vi) the ability of the Company to obtain financing for general corporate purposes; (vii) competition; (viii) availability of key personnel; (ix) industry overcapacity; and (x) changes in, or the failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Financial Statements

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 2, 1999 and July 1, 2000
(Unaudited and in thousands)

                                                            1999 *       2000
                                                         ---------    ---------
Assets
Current assets:
     Cash and cash equivalents                           $  18,196    $   2,547
     Trade receivables, net                                142,271      127,115
     Notes receivable                                        5,425        4,590
     Inventories                                           193,123      228,772
     Prepaid expenses and other current assets               7,405        9,850
                                                         ---------    ---------
                Total current assets                       366,420      372,874

Property, plant and equipment, net                         213,731      180,029
Goodwill, net                                              269,556      259,943
Other assets                                                17,600       17,594
                                                         ---------    ---------
                                                         $ 867,307    $ 830,440
                                                         =========    =========

Liabilities and Members' Deficit
Current liabilities:
     Current maturities of long-term debt                $  12,000    $  22,000
     Short-term borrowings                                  19,108       22,635
     Accounts payable                                       75,370       84,674
     Accrued expenses and other current liabilities         87,686       93,085
                                                         ---------    ---------
                Total current liabilities                  194,164      222,394

Deferred revenue                                            74,368       50,633
Long-term debt                                             516,544      526,104
Other liabilities                                           90,141       89,081
                                                         ---------    ---------
                Total liabilities                          875,217      888,212
                                                         ---------    ---------

Members' deficit:
     Invested capital                                       75,000       75,000
     Notes receivable from members                          (3,932)      (2,693)
     Accumulated deficit                                   (69,313)    (108,773)
     Accumulated other comprehensive loss                   (9,665)     (21,306)
                                                         ---------    ---------
                Total members' deficit                      (7,910)     (57,772)
                                                         ---------    ---------
                                                         $ 867,307    $ 830,440
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

* Amounts have been derived from the Company's audited consolidated balance sheet

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                     Three Months Ended        Nine Months Ended
                                      1999         2000         1999         2000
                                   ---------    ---------    ---------    ---------
                                                             (Restated)

Net sales                          $ 207,364    $ 223,662    $ 557,733    $ 606,684
Cost of goods sold                   168,259      186,231      453,154      503,774
                                   ---------    ---------    ---------    ---------

     Gross profit                     39,105       37,431      104,579      102,910

Selling, engineering, general
     and administrative expenses      30,127       27,694       89,714       82,508
Amortization of goodwill               1,663        1,766        5,149        5,286
Restructuring charges                     --           --           --        5,895
                                   ---------    ---------    ---------    ---------

     Income from operations            7,315        7,971        9,716        9,221

Interest expense, net                (12,806)     (15,203)     (37,976)     (44,157)
Other expense, net                      (326)        (522)        (320)        (816)
                                   ---------    ---------    ---------    ---------

     Loss before
         income taxes                 (5,817)      (7,754)     (28,580)     (35,752)

Income taxes                           1,895        1,859        4,716        4,010
                                   ---------    ---------    ---------    ---------

     Loss before cumulative
         effect of change in
         accounting principle         (7,712)      (9,613)     (33,296)     (39,762)

Cumulative effect of
     a change in accounting
     principle (note 7)                   --           --           --          302
                                   ---------    ---------    ---------    ---------

            Net loss               $  (7,712)   $  (9,613)   $ (33,296)   $ (39,460)
                                   =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three and nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                           Three Months Ended      Nine Months Ended
                                            1999        2000        1999        2000
                                         --------    --------    --------    --------
                                                                 (Restated)

Net loss                                 $ (7,712)   $ (9,613)   $(33,296)   $(39,460)

Unrealized net losses on cash
     flow hedges of forecasted foreign
     currency transactions                     --         560          --        (688)

Change in foreign currency translation
     adjustment                            (4,151)     (3,639)    (14,005)    (10,953)
                                         --------    --------    --------    --------
              Comprehensive loss         $(11,863)   $(12,692)   $(47,301)   $(51,101)
                                         ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

GROVE INVESTORS LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                                                    1999          2000
                                                                 --------      --------
                                                                 (Restated)
Cash flows from operating activities:
   Net loss                                                      $(33,296)     $(39,460)
   Adjustments to reconcile to net loss to net
     cash provided by operating activities:
       Depreciation and amortization                               13,859        14,781
       Depreciation of equipment held for rent                     12,648        10,275
       Amortization of deferred financing costs                     1,591         1,815
       Accretion of interest on senior discount debentures          5,208         5,171
       Interest paid in kind on senior debentures                   5,787         6,389
       Loss on sales of property, plant
         and equipment                                                 --            13
       Deferred income tax expense (benefit)                          125          (305)
       Changes in operating assets and liabilities:
         Trade receivables, net                                    (7,893)        6,834
         Notes receivable                                           5,719           754
         Inventories                                              (18,200)      (43,474)
         Trade accounts payable                                    12,404        15,644
         Other assets and liabilities, net                          1,751         6,626
                                                                 --------      --------
         Net cash used in operating activities                       (297)      (14,937)
                                                                 --------      --------

Cash flows from investing activities:
   Additions to property, plant and equipment                      (6,088)       (5,842)
   Investment in equipment held for rent                          (25,174)       (6,060)
   Proceeds from sale of property, plant and equipment                779            --
   Cash received from Hanson PLC                                   10,500            --
                                                                 --------      --------
         Net cash used in investing activities                    (19,983)      (11,902)
                                                                 --------      --------

Cash flows from financing activities:
   Net short-term borrowings                                         (513)        3,472
   Repayments of long-term debt, net                               (2,000)        8,000
   Other                                                               --            --
                                                                 --------      --------
         Net cash (used in) provided by financing activities       (2,513)       11,472
                                                                 --------      --------

Effect of exchange rate changes on cash                              (214)         (282)
                                                                 --------      --------

         Net change in cash and cash equivalents                  (23,007)      (15,649)

Cash and cash equivalents, beginning of period                     34,289        18,196
                                                                 --------      --------
Cash and cash equivalents, end of period                         $ 11,282      $  2,547
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

      Selling, engineering, general and administrative expenses for the nine months ended July 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the nine months ended July 3, 1999 and increase the net loss for the three months ended October 2, 1999. The restatement has no effect on the full year results for fiscal 1999.

      Interim results for the nine month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 2, 1999.

(2)   Inventory

      Inventories consist of the following as of October 2, 1999 and July 1, 2000:

                                                               1999         2000
                                                               ----         ----
      Raw materials                                        $ 61,340     $ 65,408
      Work in process                                        79,232       89,453
      Finished goods                                         52,551       73,911
                                                             ------       ------
                                                           $193,123     $228,772
                                                           ========     ========

      Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

(3)   Income Taxes

      A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the year ended October 2, 1999 or the nine months ended July 1, 2000.

      The difference between the Company's reported tax provision for the nine months ended July 1, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

(4)   Restructuring

      During the nine months ended July 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5,895. As of July 1, 2000, the Company has paid $3,282, and expects to pay the remainder of the accrual through October 2001 in accordance with separation agreements.

(5)   Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss as of October 2, 1999 and July 1, 2000 consists of the following:

                                                              1999         2000
                                                              ----         ----
      Foreign currency translation adjustment           ($  1,697)     ($12,650)
      Unrealized net losses on cash flow
          hedges of foreign currency transactions             --       (    688)
      Minimum pension liability                         (   7,968)     (  7,968)
                                                        ---------      ---------
                                                        ($  9,666)     ($21,306)
                                                        =========      ========

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

                                                                         Corporate,
                                      Grove        Grove     National  eliminations,
                                      Crane       Manlift      Crane     and other      Total
                                      -----       -------      -----     ---------      -----
For the three months
   ended July 1, 2000
    Net sales                       $ 155,376   $  41,926    $  26,370   $     (10)   $ 223,662
    Depreciation and amortization       2,275         107          221       2,272        4,875
    Income (loss) from operations      14,723      (4,227)       4,288      (6,813)       7,971
    Capital expenditures                2,858         112           53          --        3,023

For the three months
   ended July 3, 1999
    Net sales                       $ 135,490   $  47,916    $  24,219   $    (261)   $ 207,364
    Depreciation and amortization       2,275         107          221       1,623        4,226
    Income (loss) from operations      10,419       2,059        4,199      (9,362)       7,315
    Capital expenditures                1,733          38          234          --        2,005

As of and for the nine months
   ended July 1, 2000
    Net sales                       $ 427,378   $ 109,296    $  70,012   $      (2)   $ 606,684
    Depreciation and amortization       8,369         332          792       5,288       14,781
    Income (loss) from operations      32,774      (8,597)       8,994     (23,950)       9,221
    Total assets                      430,535      80,187       41,182     278,536      830,440
    Capital expenditures                5,043         382          417          --        5,842

As of and for the nine months
   ended July 3, 1999
    Net sales                       $ 382,734   $ 118,889    $  56,419   $    (309)   $ 557,733
    Depreciation and amortization       7,760         268          688       5,143       13,859
    Income (loss) from operations      29,282         166        7,353     (27,085)       9,716
    Total assets                      475,141      61,360       43,247     300,054      879,802
    Capital expenditures                5,302         135          651          --        6,088

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

      Interest Rate Risk

      The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At July 1, 2000, the Company had approximately $196 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

      The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and July 1, 2000 was $302 and $671, respectively. Management has concluded that the interest rate collar did not qualify as an effective hedge for accounting purposes as of October 3, 1999 and July 1, 2000. Accordingly, the Company has recognized $369 as other income and $302 as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the nine months ended July 1, 2000.

      Foreign Currency Risk

      The Company has foreign operations in the U.K., France, Germany and Australia. Therefore its earnings, cash flows and financial position are exposed to foreign currency risk. In addition, the U.S. company regularly purchases mobile hydraulic cranes from its German factory to meet the demand of its U.S. customers. In order to protect profit margins the Company will purchase forward currency contracts and options to hedge future Deutsche mark payment obligations.

      At July 1, 2000 the Company had $26.1 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized losses of $0.7 million. The contracts will settle at various dates through November 2000 and have been accounted for as cash flow hedges of forecasted foreign currency transactions under FAS 133. The unrealized loss has been included in the determination of other comprehensive loss for the nine months ended July 1, 2000. Such amounts will be realized in earnings upon completion of the forecasted transaction and sale of the related inventory.

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

Operating results for the first three quarters of fiscal 2000 have not improved to the extent expected at the beginning of the fiscal year. This trend appears likely to continue during the fourth quarter. As a result, management believes it is likely that the Company will fail to meet certain financial covenants required by the Company's bank credit facility in the fourth quarter. In this event, the Company will be required to negotiate amendments to its loan agreement. Management has held preliminary discussions with its lenders and believes it should be able to obtain the required consents; however no assurance can be given that the Company will acquire such consents. In addition, while management cannot predict the outcome of these negotiations, an amended bank agreement could result in lower credit availability, higher fees, further covenant restrictions and requirements to dispose of certain assets.

Management continues to evaluate the recovery of its long-lived assets including goodwill. While it currently believes the Company can recover these amounts on an undiscounted cash flow basis, results of any credit agreement negotiations and any other actions which management may take to improve operating results could require a write-down of the value of certain long-lived assets through impairment charges.

The results of operations for the nine months ended July 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

The following is a summary of net sales for the periods indicated (dollars in millions).

                                        Three months ended     Nine months ended
                                        ------------------     -----------------
                                        July 3,    July 1,    July 3,    July 1,
                                         1999       2000       1999       2000
                                        ------     ------     ------     ------
New equipment sold                      $164.1     $180.9     $434.9     $474.4
After-market                              23.3       22.2       71.2       65.4
Other                                     20.0       20.6       51.6       66.9
                                        ------     ------     ------     ------
Net sales                               $207.4     $223.7     $557.7     $606.7
                                        ======     ======     ======     ======

Results of Operations

Three months ended July 1, 2000 (the "fiscal 2000 three months") compared to the three months ended July 3, 1999 (the "fiscal 1999 three months")

Net Sales. Net sales increased $16.3 million, or 7.9%, to $223.7 million for the fiscal 2000 three months from $207.4 million for the fiscal 1999 three months. The increase in net sales is principally the result of increased Crane unit sales partially offset by lower Manlift unit sales.

Net sales for the Grove Crane division increased $19.9 million, or 14.7%, to $155.4 million for the fiscal 2000 three months from $135.5 million for the fiscal 1999 three months. The increase in net sales is primarily the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $6.0 million, or 12.5%, to $41.9 million for the fiscal 2000 three months from $47.9 million in the fiscal 1999 three months. The decrease was primarily a result of lower unit sales and decreased pricing in North America and Europe.

Net sales for the National Crane division increased $2.2 million, or 8.9%, to $26.4 million for the fiscal 2000 three months from $24.2 million for the fiscal 1999 three months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $1.1 million, or 4.7%, to $22.2 million in the fiscal 2000 three months from $23.3 million in the fiscal 1999 three months. Net sales decreased in both the North American and European markets.

Other sales increased by $0.6 million to $20.6 million in the fiscal 2000 three months from $20.0 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

Gross Profit. Gross profit decreased $1.7 million, or 4.3%, to $37.4 million in the fiscal 2000 three months from $39.1 million in the fiscal 1999 three months. The decrease in gross profit was attributable primarily to a decline in Manlift volumes and pricing and manufacturing inefficiencies in the Company's US operation partially offset by stronger Crane margins. The manufacturing inefficiencies were caused, in part, by a failed attempt by a labor union to organize US employees. The Crane margin increase is a result of stronger unit volumes partially offset by softer parts volumes. Gross profit as a percent of sales decreased to 16.7% in the fiscal 2000 three months from 18.9% in the fiscal 1999 three months primarily as the result of lower Manlift prices.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses ("SG&A") decreased $2.4 million, or 8.1%, to $27.7 million in the fiscal 2000 three months from $30.1 million in the fiscal 1999 three months. The strength of the dollar against the German mark resulted in a $0.8 million decline in reported SG&A for the fiscal 2000 three months. SG&A for the fiscal 1999 three months includes approximately $1.6 million of consulting fees paid to the George Group in connection with the Company's operational improvement program. As a percentage of net sales, SG&A was 12.4% in the fiscal 2000 three months and 14.5% in the fiscal 1999 three months.

Interest expense. Interest expense increased $2.4 million to $15.2 million for the fiscal 2000 three months from $12.8 million in the fiscal 1999 three months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

Backlog. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of July 1, 2000 was approximately $172.7 million compared with total backlog as of July 3, 1999 of approximately $225.8 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Nine months ended July 1, 2000 (the "fiscal 2000 nine months") compared to the nine months ended July 3, 1999 (the "fiscal 1999 nine months")

Net Sales. Net sales increased $49.0 million, or 8.8%, to $606.7 million for the fiscal 2000 nine months from $557.7 million for the fiscal 1999 nine months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $44.7 million, or 11.7%, to $427.4 million for the fiscal 2000 nine months from $382.7 million for the fiscal 1999 nine months. The increase in net sales is primarily the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $9.6 million, or 8.1%, to $109.3 million for the fiscal 2000 nine months from $118.9 million in the fiscal 1999 nine months. The decrease was a result of lower units sales in North America and decreased pricing partially offset by higher unit sales in Europe.

Net sales for the National Crane division increased $13.6 million, or 24.1%, to $70.0 million for the fiscal 2000 nine months from $56.4 million for the fiscal 1999 nine months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $5.8 million, or 8.1%, to $65.4 million in the fiscal 2000 nine months from $71.2 million in the fiscal 1999 nine months predominantly due to a decline in parts and service sales in Europe.

Other sales increased by $15.3 million to $66.9 million in the fiscal 2000 nine months from $51.6 million in the fiscal 1999 nine months. The increase was primarily due to higher government and used equipment sales volumes.

Gross Profit. Gross profit decreased $1.7 million, or 1.6%, to $102.9 million in the fiscal 2000 nine months from $104.6 million in the fiscal 1999 nine months. The decrease in gross profit was attributable primarily to a decline in Manlift volumes and pricing and manufacturing inefficiencies in the Company's US operation partially offset by stronger Crane margins. The manufacturing inefficiencies were caused, in part, by a failed attempt by a labor union to organize US employees. The Crane margin increase is a result of stronger unit volumes partially offset by softer parts volumes. Gross profit as a percent of sales decreased to 17.0% in the fiscal 2000 nine months from 18.8% in the fiscal 1999 nine months primarily as the result of lower Manlift pricing.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses ("SG&A") decreased $7.2 million, or 8.0%, to $82.5 million in the fiscal 2000 nine months from $89.7 million (restated) in the fiscal 1999 nine months. Cost reductions in the US facility contributed $0.8 million to the decline. The strength of the US dollar against the German mark contributed $2.1 million to the decline in reported SG&A. Included in SG&A are approximately $0.9 million and $5.4 million of consulting fees, for the fiscal 2000 and fiscal 1999 nine months, respectively, paid to the George Group in connection with the Company's operational improvement program. In addition, the fiscal 1999 nine months includes a $0.9 million non-recurring gain related to remeasurement of the Company's pension obligation following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 13.6% in the fiscal 2000 nine months and 16.1% (restated) in the fiscal 1999 nine months.

Restructuring charges. During the nine months ended July 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5.9 million, of which $3.3 million has been paid. The terminations were primarily general and administrative personnel.

Interest expense. Interest expense increased $6.2 million to $44.2 million for the fiscal 2000 nine months from $38.0 million in the fiscal 1999 nine months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

Liquidity and Capital Resources

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the nine months ended July 1, 2000, the Company used approximately $14.9 million of cash in operating activities through a net increase of $20.2 million in working capital assets.

During the fiscal 2000 nine months the Company made $2.0 million of payments on its term loan, borrowed $10.0 million of the revolving line of credit and obtained $3.5 million from short-term borrowings. Capital expenditures were $5.8 million for the fiscal 2000 nine months and are expected to be approximately $11.0 million for fiscal 2000.

Management believes it is likely that the Company will fail to meet certain financial covenants required by the Company's bank credit facility in the fourth quarter. In this event, the Company will be required to negotiate amendments to its loan agreement. Management has held preliminary discussions with its lenders and believes it should be able to obtain the required consents, however no assurance can be given that we will acquire such consents. In addition, while management cannot reasonably predict the outcome of these negotiations, an amended bank agreement could result in lower credit availability, higher fees, further covenant restrictions and requirements to dispose of certain assets.

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

As of July 1, 2000, $196.0 million of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 3.5% (10.3%). In addition the Company has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%. Holdings has $88.0 million face value of Senior Discount Debentures outstanding accreting interest at a fixed rate of 11.625%. Investors has $60.8 million in Senior Debentures outstanding bearing interest at a fixed rate of 14.5%.

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

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of July 1, 2000, the Company was party to eleven such contracts with an aggregate value of $26.1 million. These forward contracts mature at various dates through November 2000. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

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

Item 5. OTHER INFORMATION

      Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

Exhibit No.                  Description of Exhibit

27.1*                        Financial Data Schedule.

----------
*     Filed Herewith.

(b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended July 1, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GROVE INVESTORS LLC


Date: August 15, 2000               By /s/ Stephen L. Cripe
                                       -----------------------------------------
                                    Stephen L. Cripe
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)